Form 10-Q
period 2010-09-30
BioMed Realty L P
filed 2010-11-04
CIK 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission File Number: 000-54089

BIOMED REALTY, L.P.
(Exact name of registrant as specified in its charter)

Maryland	20-1320636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17190 Bernardo Center Drive
San Diego, California	92128
(Address of Principal Executive Offices)	(Zip Code)
(858) 485-9840
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common units of partnership interest of the registrant, as of November 3, 2010, was 133,942,259.

BIOMED REALTY, L.P.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments in real estate, net	$3,207,957	$2,971,767
Investments in unconsolidated partnerships	58,565	56,909
Cash and cash equivalents	20,687	19,922
Restricted cash	12,384	15,355
Accounts receivable, net	7,333	4,135
Accrued straight-line rents, net	102,567	82,066
Acquired above-market leases, net	3,796	3,047
Deferred leasing costs, net	88,828	83,274
Deferred loan costs, net	12,394	8,123
Other assets	58,042	38,676

Total assets	$3,572,553	$3,283,274

LIABILITIES AND EQUITY
Mortgage notes payable, net	$662,522	$669,454
Secured term loan	—	250,000
Exchangeable senior notes due 2026, net	19,432	44,685
Exchangeable senior notes due 2030	180,000	—
Unsecured senior notes due 2020, net	247,523	—
Unsecured line of credit	14,050	397,666
Security deposits	10,883	7,929
Distributions payable	26,992	18,531
Accounts payable, accrued expenses and other liabilities	75,319	47,388
Derivative instruments	5,453	12,551
Acquired below-market leases, net	8,031	11,138

Total liabilities	1,250,205	1,459,342
Equity:
Partners’ equity:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $230,000,000 liquidation preference ($25.00 per unit), 9,200,000 units issued and outstanding at September 30, 2010 and December 31, 2009	222,413	222,413
Limited partners’ capital, 3,001,250 and 3,076,560 units issued and outstanding at September 30, 2010 and December 31, 2009, respectively	10,124	9,723
General partner’s capital, 130,831,009 and 99,000,269 units issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,162,598	1,676,182
Accumulated other comprehensive loss	(72,597)	(84,234)

Total partners’ equity	2,322,538	1,824,084
Noncontrolling interests	(190)	(152)

Total equity	2,322,348	1,823,932

Total liabilities and equity	$3,572,553	$3,283,274

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental	$72,971	$68,472	$215,950	$202,608
Tenant recoveries	22,723	19,240	63,823	57,510
Other income	39	5,251	1,628	12,876

Total revenues	95,733	92,963	281,401	272,994

Expenses:
Rental operations	19,998	18,726	54,926	55,539
Real estate taxes	9,408	8,233	26,832	23,079
Depreciation and amortization	27,774	30,953	83,159	82,767
General and administrative	6,805	5,712	19,523	16,119
Acquisition related expenses	420	244	2,388	244

Total expenses	64,405	63,868	186,828	177,748

Income from operations	31,328	29,095	94,573	95,246
Equity in net loss of unconsolidated partnerships	(308)	(1,118)	(686)	(1,884)
Interest income	55	62	126	226
Interest expense	(21,589)	(19,614)	(64,719)	(44,567)
(Loss)/gain on derivative instruments	(287)	(14)	(634)	289
(Loss)/gain on extinguishment of debt	(22)	—	(2,286)	6,152

Net income	9,177	8,411	26,374	55,462
Net loss attributable to noncontrolling interests	18	14	38	44

Net income attributable to the Operating Partnership	9,195	8,425	26,412	55,506
Preferred unit distributions	(4,241)	(4,241)	(12,722)	(12,722)

Net income available to the unitholders	$4,954	$4,184	$13,690	$42,784

Net income per unit attributable to unitholders:
Basic and diluted earnings per unit	$0.04	$0.04	$0.12	$0.46

Weighted-average units outstanding:
Basic	115,768,368	100,233,171	109,882,418	91,798,862

Diluted	115,768,368	101,289,458	109,882,418	92,863,088

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

							Accumulated
							Other	Total
	Preferred Series A		Limited Partners’ Capital		General Partner’s Capital		Comprehensive	Partners’	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	(Loss)/Income	Equity	Interests	Equity
Balance at December 31, 2009	9,200,000	$222,413	3,076,560	$9,723	99,000,269	$1,676,182	$(84,234)	$1,824,084	$(152)	$1,823,932
Proceeds from issuance of operating partnership units	—	—	—	—	31,426,000	523,756	—	523,756	—	523,756
Net issuances of unvested restricted units	—	—	—	—	329,430	(1,238)	—	(1,238)	—	(1,238)
Conversion of units	—	—	(75,310)	29	75,310	(29)	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	5,316	—	5,316	—	5,316
Allocation of equity to limited partners	—	—	—	1,399	—	(1,399)	—	—	—	—
Distributions	—	(12,722)	—	(1,386)	—	(53,321)	—	(67,429)	—	(67,429)
Net income	—	12,722	—	359	—	13,331	—	26,412	(38)	26,374
Realized gain on marketable securities	—	—	—	—	—	—	(538)	(538)	—	(538)
Amortization of deferred interest costs	—	—	—	—	—	—	5,343	5,343	—	5,343
Unrealized gain on derivative instruments	—	—	—	—	—	—	6,832	6,832	—	6,832

Balance at September 30, 2010	9,200,000	$222,413	3,001,250	$10,124	130,831,009	$2,162,598	$(72,597)	$2,322,538	$(190)	$2,322,348

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to the unitholders and noncontrolling interests	$4,936	$4,170	$13,652	$42,740
Other comprehensive income:
Unrealized gain on derivative instruments	1,479	1,978	7,303	23,436
Amortization of deferred interest costs	1,776	1,797	5,343	1,797
Equity in other comprehensive income/(loss) of unconsolidated partnerships	35	(198)	24	(434)
Deferred settlement payments on interest rate swaps, net	(11)	(668)	(495)	(2,268)
Realized (loss)/gain on marketable securities	—	(199)	(538)	1,541

Total other comprehensive income	3,279	2,710	11,637	24,072

Comprehensive income	$8,215	$6,880	$25,289	$66,812

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$26,374	$55,462
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on extinguishment of debt	2,237	(6,152)
Loss/(gain) on derivative instruments	634	(289)
Gain on sale of marketable securities	(865)	—
Depreciation and amortization	83,159	82,767
Allowance for doubtful accounts	108	5,163
Revenue reduction attributable to acquired above-market leases	922	961
Revenue recognized related to acquired below-market leases	(3,449)	(6,320)
Revenue reduction attributable to lease incentives	1,622	949
Compensation expense related to share-based payments	5,316	4,163
Amortization of deferred loan costs	3,223	3,166
Amortization of debt premium on mortgage notes payable	(1,418)	(1,386)
Amortization of debt discount on exchangeable senior notes due 2026	483	1,383
Amortization of debt discount on unsecured senior notes due 2020	80	—
Loss from unconsolidated partnerships	1,491	1,884
Distributions representing return on capital from unconsolidated partnerships	1,195	92
Amortization of deferred interest costs	5,343	1,797
Changes in operating assets and liabilities:
Restricted cash	2,971	(8,097)
Accounts receivable	(3,306)	3,640
Accrued straight-line rents	(20,501)	(22,219)
Deferred leasing costs	(3,223)	(5,332)
Other assets	(14,639)	(3,627)
Security deposits	1,038	(436)
Accounts payable, accrued expenses and other liabilities	14,119	7,102

Net cash provided by operating activities	102,914	114,671

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(313,674)	(81,955)
Contributions to unconsolidated partnerships, net	—	(31,985)
Proceeds from the sale of marketable securities	1,227	—
Additions to non-real estate assets	(513)	(281)
Funds held in escrow for acquisitions	(6,572)	—

Net cash used in investing activities	(319,532)	(114,221)

Financing activities:
Proceeds from issuance of operating partnership units	523,756	166,931
Payment of deferred loan costs	(8,814)	(1,926)
Unsecured line of credit proceeds	366,992	399,337
Unsecured line of credit payments	(750,608)	(186,980)
Mortgage loan proceeds	—	368,000
Principal payments on mortgage notes payable	(5,514)	(48,082)
Payments on secured term loan	(250,000)	—
Repurchases of exchangeable senior notes due 2026	(26,410)	(12,605)
Proceeds from exchangeable senior notes due 2030	180,000	—
Proceeds from unsecured senior notes due 2020	247,443	—
Settlement of derivative instruments	—	(86,482)
Secured construction loan payments	—	(507,128)
Deferred settlement payments, net on interest rate swaps	(495)	(2,268)
Distributions paid to unitholders	(46,245)	(67,668)
Distributions paid to preferred unitholders	(12,722)	(12,722)

Net cash provided by financing activities	217,383	8,407

Net increase in cash and cash equivalents	765	8,857
Cash and cash equivalents at beginning of period	19,922	21,422

Cash and cash equivalents at end of period	$20,687	$30,279

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $4,136 and $10,545, respectively)	$50,507	$37,760
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$22,751	$11,142
Accrual for preferred unit distributions declared	4,241	4,241
Accrued additions to real estate and related intangible assets	23,157	22,623
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership”), is the entity through which its parent, BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), conducts its business and owns its assets. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2010, owned a 97.8% interest in the Operating Partnership. The remaining 2.2% interest in the Operating Partnership was held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.
The Operating Partnership and the Parent Company were formed on April 30, 2004 and commenced operations on August 11, 2004. The Parent Company operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) which, through the Operating Partnership, is focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry.
The Operating Partnership’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Operating Partnership’s properties are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Operating Partnership’s General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission on October 27, 2010.
Principles of Consolidation
The consolidated financial statements include the accounts of the Operating Partnership, its wholly owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities (“VIE”) for which the Operating Partnership has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Operating Partnership consolidates entities that it controls and records a noncontrolling interest for the portions not owned by the Operating Partnership. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority stockholder. If the minority stockholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority stockholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.

Investments in Partnerships and Limited Liability Companies
The Operating Partnership evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a VIE and, if a VIE, whether the Operating Partnership is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Operating Partnership considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Operating Partnership considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. The Operating Partnership has determined that it is the primary beneficiary in five VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. The total assets and total liabilities of the five VIEs included in the accompanying consolidated balance sheets were $398.6 million and $156.4 million, respectively, at September 30, 2010 and $376.1 million and $152.1 million, respectively, at December 31, 2009.
If the foregoing conditions do not apply, the Operating Partnership considers whether a general partner or managing member controls a limited partnership or limited liability company. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company, or otherwise remove the general partner or managing member, without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business, and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or company. If these criteria are met and the Operating Partnership is the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.
Except for investments that are consolidated, the Operating Partnership accounts for investments in entities over which it exercises significant influence, but does not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the Operating Partnership’s net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the Operating Partnership’s consolidated statements of income.
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Operating Partnership’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Operating Partnership’s unconsolidated investments in partnerships or limited liability companies was impaired as of September 30, 2010.
Investments in Real Estate
Investments in real estate, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$420,648	$388,292
Land under development	48,843	31,609
Buildings and improvements	2,721,332	2,485,972
Construction in progress	56,153	87,810
Tenant improvements	276,577	222,858

	3,523,553	3,216,541
Accumulated depreciation	(315,596)	(244,774)

	$3,207,957	$2,971,767

During the nine months ended September 30, 2010, the Operating Partnership identified and recorded an adjustment for a cumulative understatement of depreciation expense related to an operating property of approximately $1.0 million that it determined was not material to its previously issued consolidated financial statements.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Operating Partnership reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property.
The Operating Partnership is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Operating Partnership’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Operating Partnership’s strategy is to hold its properties over the long-term, if the Operating Partnership’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and through September 30, 2010, no assets have been identified as impaired and no such impairment losses have been recognized.
Deferred Leasing Costs
Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of September 30, 2010. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at September 30, 2010 consisted of the following (in thousands):

	Balance at
	September 30,	Accumulated
	2010	Amortization	Net
Acquired in-place leases	$181,017	$(121,846)	$59,171
Acquired management agreements	13,988	(10,890)	3,098
Deferred leasing and other direct costs	38,798	(12,239)	26,559

	$233,803	$(144,975)	$88,828

Deferred leasing costs, net at December 31, 2009 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2009	Amortization	Net
Acquired in-place leases	$168,390	$(112,613)	$55,777
Acquired management agreements	12,921	(10,405)	2,516
Deferred leasing and other direct costs	34,851	(9,870)	24,981

	$216,162	$(132,888)	$83,274

Revenue Recognition
The Operating Partnership commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Operating Partnership evaluates whether the Operating Partnership or the lessee is the owner, for accounting purposes, of the tenant improvements. If the Operating Partnership is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Operating Partnership concludes that it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduce revenue recognized on a straight-line basis over the remaining non-cancelable term of the respective lease. In these circumstances, the Operating Partnership begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. The Operating Partnership considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:
•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease;

•	the responsible party for construction cost overruns; and

•	who constructs or directs the construction of the improvements.
The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, the Operating Partnership considers all of the above factors. However, no one factor is determinative in reaching a conclusion.
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Operating Partnership’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed rate renewal periods (based on the Operating Partnership’s assessment of the likelihood that the renewal periods will be exercised). The capitalized above-market lease values are amortized as a reduction of rental revenue on a straight-line basis over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental revenue on a straight-line basis over the remaining non-cancelable terms of the respective leases and any fixed-rate renewal periods, if applicable. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
Acquired above-market leases, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Acquired above-market leases	$14,400	$12,729
Accumulated amortization	(10,604)	(9,682)

	$3,796	$3,047

Acquired below-market leases, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Acquired below-market leases	$39,681	$39,339
Accumulated amortization	(31,650)	(28,201)

	$8,031	$11,138

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Lease incentives	$27,062	$12,816
Accumulated amortization	(5,111)	(3,489)

	$21,951	$9,327

Rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs, are subject to recovery from tenants under the terms of lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Revenues are recognized in the period the expenses are incurred. The reimbursements are recorded in revenues as tenant recoveries, and the expenses are recorded in rental operations expenses, as the Operating Partnership is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
On an ongoing basis, the Operating Partnership evaluates the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable, utilizing the specific identification method, is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other income when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Operating Partnership has no continuing obligation to provide services to such former tenants. The effect of lease terminations for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rental revenues	$—	$458	$—	$3,077
Other income	14	4,396	86	10,866

Total revenue	14	4,854	86	13,943

Rental operations expense	—	660	—	4,498
Depreciation and amortization	202	6,150	202	10,155

Total expenses	202	6,810	202	14,653

Net effect of lease terminations	$(188)	$(1,956)	$(116)	$(710)

Investments
The Operating Partnership holds investments in equity securities in certain publicly-traded companies and privately-held companies primarily involved in the life science industry. The Operating Partnership may accept equity securities from tenants in lieu of cash rents, as prepaid rent pursuant to the execution of a lease, or as additional consideration for a lease termination. The Operating Partnership does not acquire investments for trading purposes and, as a result, all of the Operating Partnership’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair-value. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Operating Partnership’s equity securities in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity. Investments in equity securities of privately-held companies are generally accounted for under the cost method, because the Operating Partnership does not influence any operating or financial policies of the companies in which it invests. The classification of investments is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments in equity securities, if a decline in the fair-value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair-value with a non-cash charge to earnings. The factors that the Operating Partnership considers in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

Investments, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Equity securities, initial cost basis	$—	$361
Unrealized gain	—	537

Equity securities, fair-value	$—	$898

During the nine months ended September 30, 2010, the Operating Partnership sold a portion of its equity securities, resulting in net proceeds of approximately $1.2 million and a realized gain on sale of approximately $865,000 (based on a specific identification of the securities sold), which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income. The Operating Partnership’s remaining investments consist of equity securities in privately-held companies, which were determined to have a de minimis fair-value at receipt. This was the result of substantial doubt about the ability to realize value from the sale of such investments due to an illiquid or non-existent market for the securities and the ongoing financial difficulties of the companies that issued the equity securities.
Share-Based Payments
The Parent Company provides share-based payments to employees for the purpose of attracting and retaining its employees. For each share of common stock the Parent Company issues pursuant to its equity compensation plans, the Operating Partnership issues a corresponding number of operating partnership units to the Parent Company. In addition, the Operating Partnership has provided share-based payments to certain employees in the form of vesting, or restricted, LTIP units. All share-based payments to employees made by the Operating Partnership or its Parent Company (pursuant to the corresponding operating partnership units issued to the Parent Company as a result of the grant of common stock) are recognized in the income statement based on their fair-value. Through September 30, 2010, the Parent Company and Operating Partnership had only awarded restricted stock and LTIP unit grants under their incentive award plan, which are valued based on the closing market price of the underlying common stock of the Parent Company on the date of grant. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.
Assets and Liabilities Measured at Fair-Value
The Operating Partnership measures financial instruments and other items at fair-value where required under GAAP, but has elected not to measure any additional financial instruments and other items at fair-value as permitted under fair-value option accounting guidance.
Fair-value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, there is a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Operating Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair- value measurement in its entirety. The Operating Partnership’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Operating Partnership has used interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Operating Partnership incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of its derivative contracts for the effect of nonperformance risk, the Operating Partnership has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Operating Partnership has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Operating Partnership has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Operating Partnership has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 8).
The valuation of the Operating Partnership’s investments in equity securities of publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. The valuation of the Operating Partnership’s investments in equity securities of private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of September 30, 2010, the Operating Partnership’s aggregate investment in equity securities of private companies was immaterial.
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of September 30, 2010.
Derivative Instruments
The Operating Partnership records all derivatives on the consolidated balance sheets at fair-value. In determining the fair-value of its derivatives, the Operating Partnership considers the credit risk of its counterparties and the Operating Partnership. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The ongoing disruptions in the financial markets have heightened the risks to these institutions. While management believes that its counterparties will meet their obligations under the derivative contracts, it is possible that defaults may occur.
The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative, whether the Operating Partnership has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair-value of the hedged asset or liability that are attributable to the hedged risk in a fair-value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Operating Partnership may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Operating Partnership elects not to apply hedge accounting.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. If charges relating to the hedged transaction are being deferred pursuant to redevelopment or development activities, the effective portion of changes in the fair-value of the derivative are also deferred in other comprehensive income on the consolidated balance sheet, and are amortized to the income statement once the deferred charges from the hedged transaction begin again to affect earnings. The ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. The Operating Partnership assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives that are not classified as hedges, changes in the fair-value of the derivative are recognized directly in earnings in the period in which the change occurs.
The Operating Partnership is exposed to certain risks arising from both its business operations and economic conditions. The Operating Partnership principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Operating Partnership manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Operating Partnership enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. The Operating Partnership’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Operating Partnership’s known or expected cash receipts and its known or expected cash payments principally related to the Operating Partnership’s investments and borrowings.
The Operating Partnership’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Operating Partnership making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three and nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Operating Partnership’s unsecured line of credit and secured term loan. During the three and nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Operating Partnership’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt (see Note 8). The Operating Partnership formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
Management’s Estimates
Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. The Operating Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
Segment Information
The Operating Partnership’s properties share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by capitalization rate at acquisition), (2) they are generally occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are generally located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, the Operating Partnership’s properties qualify for aggregation into one reporting segment.

3. Equity
During the nine months ended September 30, 2010, the Operating Partnership issued operating partnership units to its Parent Company pursuant to grants of restricted stock awards to the Operating Partnership’s employees and to members of the Parent Company’s board of directors totaling 410,444 shares and 18,855 shares, respectively (78,277 shares of common stock were surrendered to the Parent Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 21,592 shares were forfeited during the same period, in each case resulting in the retirement and/or forfeiture of the corresponding operating partnership units originally issued to the Parent Company), which are included in the total OP units outstanding as of the period end (see Note 6).
During the nine months ended September 30, 2010, the Parent Company issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009 and contributed approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 951,000 operating partnership units. The net proceeds were utilized to repay a portion of the outstanding indebtedness on the Operating Partnership’s unsecured line of credit and for other general corporate and working capital purposes. The Parent Company has not issued any additional shares of common stock pursuant to the equity distribution agreements since March 31, 2010.
On April 19, 2010, the Parent Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, and contributed net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 13,225,000 operating partnership units. The net proceeds to the Operating Partnership were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
On September 28, 2010, the Parent Company completed the issuance of 17,250,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, and contributed net proceeds of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 17,250,000 operating partnership units. The net proceeds to the Operating Partnership were utilized to fund a portion of the purchase price of previously announced property acquisitions, repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
Operating Partnership Units and LTIP Units
As of September 30, 2010, the Operating Partnership had outstanding 133,424,547 operating partnership units and 407,712 LTIP units. An operating partnership unit and an LTIP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. In conjunction with the formation of the Operating Partnership, certain persons and entities contributing interests in properties to the Operating Partnership received operating partnership units. In addition, certain employees of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued OP units have the right to require the Operating Partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. The general partner of the Operating Partnership may elect to acquire OP units upon redemption in exchange for shares of the Parent Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair-market value of an equivalent number of shares of the Parent Company’s common stock at the time of redemption. The Parent Company owned 97.8% of the partnership interests in the Operating Partnership at September 30, 2010, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of the Parent Company’s common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with operating partnership units of the Operating Partnership with respect to liquidating distributions, although LTIP unitholders receive the same quarterly per unit distributions as operating partnership units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three to five years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period from the date of issuance during which time the LTIP units may not be redeemed or sold by the LTIP unitholder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with operating partnership units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of shares of the Parent Company’s common stock or cash, at the Parent Company’s election, as the general partner of the Operating Partnership.
The following table shows the vested ownership interests (excluding unvested LTIP units) in the Operating Partnership:

	September 30, 2010		December 31, 2009
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust, Inc.	129,599,004	97.8%	97,939,028	97.2%
Noncontrolling interest consisting of:
OP units held by employees and related parties	2,268,873	1.7%	2,246,493	2.2%
OP units held by third parties	588,801	0.5%	595,551	0.6%

Total	132,456,678	100.0%	100,781,072	100.0%

An adjustment is made each period pursuant to the reallocation provisions of the Operating Partnership’s partnership agreement and the applicable accounting guidance, such that the carrying value of the limited partners’ equity equals the limited partners’ proportionate share of total partners’ equity as of the period end. For the nine months ended September 30, 2010, the Operating Partnership recorded an increase to the carrying value of limited partners’ capital of approximately $1.4 million (a corresponding decrease was recorded to general partners’ capital) due to changes in their aggregate ownership percentage to reflect the limited partners’ proportionate share of equity.
The redemption value of the OP units owned by the limited partners, had such units been redeemed at September 30, 2010, was approximately $55.2 million based on the average closing price of the Parent Company’s common stock of $18.40 per share for the ten consecutive trading days immediately preceding September 30, 2010.
7.375% Series A Cumulative Redeemable Preferred Units
Pursuant to the Operating Partnership’s partnership agreement, the Operating Partnership’s Series A cumulative redeemable preferred units (“Series A preferred units”) were issued to the Parent Company in exchange for contributed proceeds of approximately $222.4 million following the Parent Company’s issuance of 7.375% Series A cumulative redeemable preferred stock (“Series A preferred stock”). The Operating Partnership’s Series A preferred units are only redeemable for cash equal to a redemption price of $25.00 per unit, plus all accrued and unpaid distributions on such Series A preferred units up to, but excluding the redemption date, if and when shares of the Series A preferred stock are redeemed by the Parent Company, which may not occur before January 18, 2012, except in limited circumstances where necessary to preserve the Parent Company’s status as a REIT. On or after January 18, 2012, the Parent Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions on such Series A preferred stock up to, but excluding the redemption date.
As of September 30, 2010, the Operating Partnership had outstanding 9,200,000 7.375% Series A preferred units. Distributions are cumulative on the Series A preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the Series A preferred units are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control of the Parent Company, if the Series A preferred stock of the Parent Company is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders of the Series A preferred stock would be entitled to receive (when and as authorized by the board of directors of the Parent Company and declared by the Parent Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred units will rank senior to the OP units with respect to the payment of distributions and other amounts. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Parent Company.

Distributions
The following table lists the distributions declared by the Operating Partnership during the nine months ended September 30, 2010:

		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Unit	Period Covered	Payable Date	(in thousands)
March 15, 2010	OP units	$0.14000	January 1, 2010 to March 31, 2010	April 15, 2010	$14,468
March 15, 2010	Series A preferred units	$0.46094	January 16, 2010 to April 15, 2010	April 15, 2010	$4,240
June 15, 2010	OP units	$0.15000	April 1, 2010 to June 30, 2010	July 15, 2010	$17,487
June 15, 2010	Series A preferred units	$0.46094	April 16, 2010 to July 15, 2010	July 15, 2010	$4,241
September 15, 2010	OP units	$0.17000	July 1, 2010 to September 30, 2010	October 15, 2010	$22,751
September 15, 2010	Series A preferred units	$0.46094	July 16, 2010 to October 15, 2010	October 15, 2010	$4,241
Total 2010 distributions declared through September 30, 2010:

OP units	$54,706
Series A preferred units	12,722

$67,428

Noncontrolling Interests
Noncontrolling interests in subsidiaries are reported as equity in the consolidated financial statements. If noncontrolling interests are determined to be redeemable, they are carried at the greater of carrying value or their redemption value as of the balance sheet date and reported as temporary equity. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.
Noncontrolling interests on the consolidated balance sheets relate primarily to ownership interests in consolidated limited liability companies or partnerships that are not owned by the Operating Partnership. The Operating Partnership evaluates individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.
As of September 30, 2010, the Operating Partnership had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this entity not owned by the Operating Partnership are classified as a noncontrolling interest on the consolidated balance sheets as of September 30, 2010. Subject to certain conditions, the Operating Partnership has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company (“buy-sell option”). The estimated fair-value of this option is not material and the Operating Partnership believes that it will have adequate resources to settle the option if exercised.

4. Mortgage Notes Payable
A summary of the Operating Partnership’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	September 30,	December 31,
	Rate	Rate	2010	2009	Maturity Date
Ardentech Court	7.25%	5.06%	$4,267	$4,354	July 1, 2012
Bridgeview Technology Park I	8.07%	5.04%	11,136	11,246	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	346,396	348,749	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	64,703	66,077	December 1, 2018
Lucent Drive	4.75%	4.75%	4,954	5,129	January 21, 2015
6828 Nancy Ridge Drive	7.15%	5.38%	6,515	6,595	September 1, 2012
Road to the Cure	6.70%	5.78%	14,762	14,956	January 31, 2014
Science Center Drive	7.65%	5.04%	10,847	10,981	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	27,633	28,322	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	17,700	17,884	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	1,057	1,191	May 1, 2015

			656,970	662,484
Unamortized premiums			5,552	6,970

Total principal balance			$662,522	$669,454

Management believes that it was in compliance with a financial covenant relating to a minimum amount of net worth pertaining to the Center for Life Science | Boston mortgage as of September 30, 2010. Other than the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.
Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.
The Operating Partnership has the ability and intends to repay any principal and accrued interest due in 2010 and 2011 through the use of cash from operations or borrowings from its unsecured line of credit.
On November 1, 2010, the Operating Partnership prepaid in full the outstanding mortgage note pertaining to the Bridgeview Technology Park I property, in the amount of approximately $11.1 million.
5. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
The Operating Partnership’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $720.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Operating Partnership’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Operating Partnership’s leverage. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment. The Operating Partnership has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At September 30, 2010, the Operating Partnership had $14.1 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 1.4% (excluding the effect of interest rate swaps). At September 30, 2010, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $698.1 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $7.8 million).

The terms of the credit agreement for the unsecured line of credit includes certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Operating Partnership’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Parent Company to continue to qualify as a REIT for federal income tax purposes, the Operating Partnership will not make distributions with respect to OP units or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with these covenants as of September 30, 2010.
Secured Term Loan
In April 2010, the Operating Partnership voluntarily prepaid in full the $250.0 million in outstanding borrowings under its secured term loan with KeyBank and other lenders, resulting in the release of the Operating Partnership’s properties securing the loan. In connection with the voluntary prepayments of the secured term loan, the Operating Partnership wrote off approximately $1.4 million in unamortized deferred loan fees during the nine months ended September 30, 2010 which is reflected in the accompanying consolidated statements of income as a loss on extinguishment of debt.
Exchangeable Senior Notes due 2026, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its Exchangeable Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes due 2026 are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2026 contain an exchange settlement feature, which provides that the Notes due 2026 may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes due 2026) and, with respect to excess exchange value, into, at the Operating Partnership’s option, cash, shares of the Parent Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes due 2026, representing an exchange price of approximately $37.79 per share of the Parent Company’s common stock. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes due 2026 in connection with any such transaction, the Operating Partnership will increase the exchange rate by a number of additional shares of common stock of the Parent Company based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes due 2026. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends by the Parent Company in excess of $0.29 per share of its common stock. As a result of past increases in the Parent Company’s quarterly cash dividend, the exchange rate is currently 26.8135 shares per $1,000 principal amount of Notes due 2026 or an exchange price of approximately $37.29 per share of the Parent Company’s common stock. The Operating Partnership may redeem the Notes due 2026, in whole or in part, at any time to preserve the Parent Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2026 have the right to require the Operating Partnership to repurchase the Notes due 2026, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2026 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2026 do not require compliance with any financial covenants.
As the Operating Partnership may settle the Notes due 2026 in cash (or other assets) on conversion, it separately accounts for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the Operating Partnership’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the general partner’s capital section of partners’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount is accreted as additional interest expense over the non-cancelable term of the instrument.
As of September 30, 2010 and December 31, 2009, the carrying value of the equity component recognized was approximately $14.0 million.

In January 2010, the Operating Partnership completed the repurchase of approximately $6.3 million face value of the Notes due 2026 at par. In June 2010, the Operating Partnership completed an additional repurchase of $18.0 million face value of the Notes due 2026 at 100.3% of par. In August 2010, the Operating Partnership completed an additional repurchase of $2.1 million face value of the Notes due 2026 at 100.3% of par. The repurchases of the Notes due 2026 resulted in the recognition of a loss on extinguishment of debt of approximately $22,000 and $863,000 for the three and nine months ended September 30, 2010, respectively, as a result of the write-off of deferred loan fees and debt discount and the premium paid to repurchase the Notes due 2026.
Notes due 2026, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Notes due 2026	$19,800	$46,150
Unamortized debt discount	(368)	(1,465)

	$19,432	$44,685

The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes due 2026 may require the Operating Partnership to repurchase the Notes due 2026. Amortization of the debt discount during the nine months ended September 30, 2010 and 2009 resulted in an effective interest rate of 6.5% on the Notes due 2026.
Exchangeable Senior Notes due 2030
On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Exchangeable Senior Notes due 2030 (the “Notes due 2030”). The Notes due 2030 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Notes due 2030 are governed by an indenture, dated January 11, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2030 contain an exchange settlement feature, which provides that the Notes due 2030 may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Parent Company’s common stock at the then applicable exchange rate. As the exchange feature for the Notes due 2030 must be settled in the common stock of the Parent Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Notes due 2030, representing an exchange price of approximately $18.16 per share of the Parent Company’s common stock. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Notes due 2030 in connection with any such transaction, the Operating Partnership will increase the exchange rate by a number of additional shares of the Parent Company’s common stock based on the date the transaction becomes effective and the price paid per share of the Parent Company’s common stock in the transaction, as set forth in the indenture governing the Notes due 2030. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends by the Parent Company in excess of $0.14 per share of its common stock.
The Operating Partnership may redeem the Notes due 2030, in whole or in part, at any time to preserve the Parent Company’s status as a REIT or at any time on or after January 21, 2015 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2030 have the right to require the Operating Partnership to repurchase the Notes due 2030, in whole or in part, for cash on each of January 15, 2015, January 15, 2020 and January 15, 2025, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2030 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2030 do not require compliance with any financial covenants.
Unsecured Senior Notes due 2020, net
On April 29, 2010, the Operating Partnership issued $250.0 million aggregate principal amount of 6.125% Senior Notes due 2020 (the “Notes due 2020”). The purchase price paid by the initial purchasers was 98.977% of the principal amount and the Notes due 2020 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2020 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2020 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Operating Partnership’s unsecured line of credit. Interest at a rate of 6.125% per year is payable on April 15 and October 15 of each year, beginning on October 15, 2010, until the stated maturity date of April 15, 2020. The terms of the Notes due 2020 are governed by an indenture, dated April 29, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee.

The Operating Partnership may redeem the Notes due 2020, in whole or in part, at any time for cash at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2020 being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the adjusted treasury rate plus 40 basis points, plus in each case, accrued and unpaid interest.
The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of September 30, 2010.
On April 29, 2010, the Operating Partnership entered into a registration rights agreement with the representatives of the initial purchasers of the Notes due 2020, pursuant to which the Parent Company and the Operating Partnership agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days, and cause to become effective within 240 days, a registration statement registering exchange notes with nearly identical terms to the Notes due 2020, and to cause an exchange offer to be consummated within 60 days after the registration statement is declared effective. On August 20, 2010, the Parent Company and the Operating Partnership filed such a registration statement on Form S-4 with the Securities and Exchange Commission (as amended), which is not yet effective, pursuant to which the Operating Partnership expects to exchange all validly tendered and outstanding Notes due 2020 for an equal principal amount of a new series of notes which will be registered under the Securities Act of 1933, as amended (the “Securities Act”), and substantially identical to the outstanding notes, except for transfer restrictions and registration rights. In addition, in some circumstances, the Parent Company and the Operating Partnership agreed to file a shelf registration statement providing for the sale of all of the Notes due 2020 by the holders thereof.
Notes due 2020, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Notes due 2020	$250,000	$—
Unamortized debt discount	(2,477)	—

	$247,523	$—

The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020. Amortization of the debt discount during the nine months ended September 30, 2010 resulted in an effective interest rate of 6.27% on the Notes due 2020.
Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Mortgage notes payable	$11,838	$12,148	$35,539	$23,011
Mortgage notes payable debt premium	(476)	(466)	(1,418)	(1,386)
Amortization of deferred interest costs (see Note 8)	1,776	1,797	5,343	1,797
Derivative instruments	1,676	4,121	8,647	12,046
Secured construction loan	—	—	—	4,187
Secured term loan	—	1,236	1,392	3,862
Notes due 2026	234	1,208	1,136	3,864
Amortization of debt discount on Notes due 2026	132	447	483	1,383
Notes due 2030	1,681	—	4,875	—
Notes due 2020	3,829	—	6,466	—
Amortization of debt discount on Notes due 2020	47	—	80	—
Unsecured line of credit	1,004	1,263	3,089	3,108
Amortization of deferred loan fees	1,039	803	3,223	3,240
Capitalized interest	(1,191)	(2,943)	(4,136)	(10,545)

Total interest expense	$21,589	$19,614	$64,719	$44,567

As of September 30, 2010, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2010	$1,890
2011	43,964
2012	45,414
2013	25,941
2014	353,091
Thereafter(1)	650,520

$1,120,820

(1)
Includes $19.8 million in principal payments of the Notes due 2026 based on a contractual maturity date of October 1, 2026 and $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

6. Earnings Per Unit
Instruments granted in equity-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per unit under the two-class method. The two-class method is an earnings allocation method for calculating earnings per unit when a company’s capital structure includes either two or more classes of common equity or common equity and participating securities. Basic earnings per unit under the two-class method is calculated based on distributions declared on the OP units and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of distributions accruing during the period. The undistributed earnings are allocated to all outstanding OP units and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per unit represents the summation of the distributed and undistributed earnings per unit class divided by the total number of OP units.
Through September 30, 2010 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and nine months ended September 30, 2010 and 2009 has been deducted from net income allocable to unitholders to calculate basic earnings per unit. The calculation of diluted earnings per unit for the three and nine months ended September 30, 2010 excludes the unvested OP units in the weighted-average units and diluted earnings per unit is calculated based upon net income available to the unitholders less net income allocable to the weighted-average unvested OP units outstanding as these units were anti-dilutive for both the three and nine months ended September 30, 2010. The calculation of diluted earnings per unit for the three and nine months ended September 30, 2009 includes the unvested OP units in the weighted-average units and diluted earnings per unit is calculated based upon net income available to the unitholders. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the common stock price at September 30, 2010 and 2009 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and nine months ended September 30, 2010. No other units were considered anti-dilutive for the three and nine months ended September 30, 2010 and 2009.

Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per unit:
Net income available to the unitholders	$4,954	$4,184	$13,690	$42,784
Less: net income allocable and distributions in excess of earnings to participating securities	(266)	(116)	(686)	(582)

Net income attributable to unitholders	$4,688	$4,068	$13,004	$42,202

Diluted earnings per unit:
Net income available to the unitholders	$4,954	$4,184	$13,690	$42,784
Less: net income allocable and distributions in excess of earnings to participating securities	(266)	—	(686)	—

Net income attributable to unitholders	$4,688	$4,184	$13,004	$42,784

Weighted-average units outstanding:
Basic	115,768,368	100,233,171	109,882,418	91,798,861
Incremental shares from assumed conversion/vesting:
Unvested units	—	1,056,287	—	1,064,227

Diluted	115,768,368	101,289,458	109,882,418	92,863,088

Basic and diluted earnings per unit:
Net income per unit attributable to unitholders, basic and diluted:	$0.04	$0.04	$0.12	$0.46

7. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Operating Partnership is not the primary beneficiary as PREI has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Operating Partnership does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Operating Partnership is not the primary beneficiary as the limited partner has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. As it does not control the limited liability companies or the partnership, the Operating Partnership accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Operating Partnership. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2010 was as follows:

		Operating	Operating
		Partnership’s	Partnership’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired
PREI I LLC(1)	PREI	20%	20%		April 4, 2007
PREI II LLC(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22	%(4)	September 30, 2004

(1)
In April 2007, PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/office building totaling 184,445 square feet located at 320 Bent Street, a partially leased laboratory/office building totaling 420,000 square feet located at 301 Binney Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building at 650 East Kendall Street that can support up to 280,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site also includes a below grade parking facility.

Each of the PREI operating agreements includes a put/call option whereby either member can cause the limited liability company to sell certain properties in which it holds leasehold interests to the Operating Partnership at any time after the fifth anniversary and before the seventh anniversary of the acquisition date. However, the put/call option may be terminated prior to exercise under certain circumstances. The put/call option purchase price is based on a predetermined return on capital invested by PREI. If the put/call option is exercised, the Operating Partnership believes that it would have adequate resources to fund the purchase price and the Operating Partnership also has the option to fund a portion of the purchase price through the issuance of the Parent Company’s common stock.

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Operating Partnership executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC was unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures, at their sole discretion, may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment. At maturity, the PREI joint ventures may refinance the loan, depending on market conditions and the availability of credit, or they may execute the extension option. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At September 30, 2010, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.8% (including the applicable credit spread).

On February 13, 2008, a wholly owned subsidiary of the Operating Partnership’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. On August 3, 2010, the maturity date of the secured construction loan facility was extended from August 13, 2010 to February 13, 2011. The secured construction loan has one remaining six-month extension option, which may be exercised after satisfying certain conditions and paying an extension fee. In addition, in accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the construction loan. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may execute the remaining extension option, at its sole discretion, after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment, which could extend the maturity date to August 13, 2011. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI joint ventures and are being used to fund the balance of the cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At September 30, 2010, there were $200.4 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.8% (including the applicable credit spread).

(2)
As part of a larger transaction which included the acquisition by PREI I LLC referred to above, PREI II LLC acquired a portfolio of properties in April 2007. It disposed of its acquired properties in 2007 at no material gain or loss. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Operating Partnership’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $813,000 at September 30, 2010.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Operating Partnership’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.6 million at September 30, 2010. In December 2009, the Operating Partnership provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase the Operating Partnership’s ownership interest. Loan proceeds were utilized to repay a mortgage with a third party. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

(4)
The Operating Partnership’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Operating Partnership acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Operating Partnership is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Operating Partnership earned approximately $225,000 and $1.1 million in fees for the three and nine months ended September 30, 2010, respectively, and approximately $665,000 and $2.1 million in fees for the three and nine months ended September 30, 2009, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for all of the Operating Partnership’s unconsolidated partnerships were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Assets:
Investments in real estate, net	$624,258	$613,306
Cash and cash equivalents (including restricted cash)	5,521	6,758
Intangible assets, net	12,752	13,498
Other assets	26,600	18,374

Total assets	$669,131	$651,936

Liabilities and equity:
Debt	$413,880	$405,606
Other liabilities	15,842	15,195
Members’ equity	239,409	231,135

Total liabilities and equity	$669,131	$651,936

Operating Partnership’s net investment in unconsolidated partnerships	$58,565	$56,909

The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$9,967	$7,542	$26,981	$22,870
Rental operations expense	4,016	6,424	10,674	13,335
Real estate taxes	1,634	1,146	4,807	3,353
Depreciation and amortization	4,166	3,305	10,931	9,913
Interest expense, net of interest income	2,997	2,500	8,011	7,112

Total expenses	12,813	13,375	34,423	33,713

Net loss	$(2,846)	$(5,833)	$(7,442)	$(10,843)

Operating Partnership’s equity in net loss of unconsolidated partnerships	$(308)	$(1,118)	$(686)	$(1,884)

8. Derivatives and Other Financial Instruments
As of September 30, 2010, the Operating Partnership had two interest rate swaps with an aggregate notional amount of $150.0 million under which at each monthly settlement date the Operating Partnership either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. The interest rate swaps hedge the Operating Partnership’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $150.0 million (interest rate of 5.8%, including the applicable credit spread), are currently intended to hedge interest payments associated with the Operating Partnership’s unsecured line of credit. An additional interest rate swap with a notional amount of $250.0 million, initially intended to hedge interest payments related to the Operating Partnership’s secured term loan, expired during the three months ended September 30, 2010. No initial investment was made to enter into the interest rate swap agreements.
As of September 30, 2010, the Operating Partnership had deferred interest costs of approximately $57.9 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Operating Partnership’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Operating Partnership closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The remaining deferred interest costs will be amortized as additional interest expense over a remaining period of approximately nine years.
The following is a summary of the terms of the interest rate swaps and a stock purchase warrant held by the Operating Partnership and their fair-values, which are included in other assets (asset account) and derivative instruments (liability account) based on their respective balances on the accompanying consolidated balance sheets (in thousands):

	Current				Fair-Value(1)
	Notional				September 30,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2010	2009
	$115,000	4.673%	October 1, 2007	August 1, 2011	$(4,174)	$(6,530)
	35,000	4.700%	October 10, 2007	August 1, 2011	(1,279)	(2,004)

Interest rate swaps	150,000				(5,453)	(8,534)
Interest rate swap(2)	—				—	(4,017)
Other(3)	—				145	119

Total derivative instruments	$150,000				$(5,308)	$(12,432)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)	The interest rate swap, with notional amount of $250.0 million, expired on June 1, 2010.

(3)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded as a derivative instrument with an initial fair-value of approximately $199,000 in other assets in the accompanying consolidated balance sheets.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three and nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Operating Partnership’s unsecured line of credit and secured term loan. During the three and nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Operating Partnership’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.

The Operating Partnership’s voluntary early prepayment of the remaining balance outstanding on the secured term loan (see Note 5) and additional repayment of a portion of the outstanding indebtedness on the unsecured line of credit caused the Operating Partnership’s variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010, causing the Operating Partnership to be temporarily overhedged. In addition, the use of net proceeds from the Parent Company’s September 28, 2010 common stock offering to repay a portion of the outstanding indebtedness on the Operating Partnership’s unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on September 30, 2010. As a result, the Operating Partnership re-performed tests in each period to assess the effectiveness of the Operating Partnership’s interest rate swaps. The tests indicated that the $250.0 million interest rate swap was no longer highly effective during the three months ended June 30, 2010, resulting in the prospective discontinuance of hedge accounting. From the date that hedge accounting was discontinued, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $1.1 million for the three months ended June 30, 2010, which is included as a component of loss on derivative instruments. In addition, the Operating Partnership recorded a charge to earnings of approximately $1.1 million associated with this interest rate swap, relating to interest payments to the swap counterparty and hedge ineffectiveness, which is also included as a component of loss on derivative instruments.
Although the remaining interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests at both June 30, 2010 and September 30, 2010 and continued to qualify for hedge accounting, the Operating Partnership accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Operating Partnership was overhedged. This resulted in a cumulative charge to earnings for the nine months ended September 30, 2010 of approximately $1.3 million, partially offset by a gain of approximately $647,000 primarily attributable to the elimination of the Operating Partnership’s overhedged status with respect to the interest rate swaps, upon the expiration of the $250.0 million interest rate swap on June 1, 2010.
During the three and nine months ended September 30, 2010, the Operating Partnership recorded total losses on derivative instruments of $287,000 and $634,000, respectively, primarily related to the discontinuance of hedge accounting for the Operating Partnership’s former $250.0 million interest rate swap (see above), the reduction in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. During the three and nine months ended September 30, 2009, the Operating Partnership recorded a loss on derivative instruments of $14,000 and a gain of $289,000, respectively, as a result of hedge ineffectiveness on cash flow hedges and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swaps and the corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership’s variable-rate debt. During the next twelve months, the Operating Partnership estimates that an additional $12.2 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, approximately $65,000 and $646,000 for the three and nine months ended September 30, 2010, respectively, and approximately $347,000 and $2.3 million for the three and nine months ended September 30, 2009, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.

The following is a summary of the amount of gain recognized in accumulated other comprehensive income related to the derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of gain recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$1,479	$1,978	$7,303	$7,332
Forward starting swaps	—	—	—	11,783

Total cash flow hedges	1,479	1,978	7,303	19,115
Ineffective interest rate swaps(1)	—	—	—	4,321

Total interest rate swaps	$1,479	$1,978	$7,303	$23,436

(1)
For the nine months ended September 30, 2009, the amount represents the reclassification of unrealized losses from accumulated other comprehensive income to earnings relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(1,676)	$(4,121)	$(8,647)	$(12,046)
Forward starting swaps(2)	(1,776)	(1,797)	(5,343)	(1,797)

Total interest rate swaps	$(3,452)	$(5,918)	$(13,990)	$(13,843)

(1)
Amount represents payments made to swap counterparties for the effective portion of interest rate swaps that were recognized as an increase to interest expense for the periods presented (the amount was recorded as an increase and corresponding decrease to accumulated other comprehensive loss in the same accounting period).

(2)
Amount represents reclassifications of deferred interest costs from accumulated other comprehensive loss to interest expense related to the Operating Partnership’s previously settled forward starting swaps.

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges Interest rate swaps
Interest rate swaps	$(301)	$(14)	$(245)	$(25)
Forward starting swaps	—	—	—	(477)

Total cash flow hedges	(301)	(14)	(245)	(502)
Ineffective interest rate swaps	—	—	(416)	791

Total interest rate swaps	(301)	(14)	(661)	289
Other derivative instruments	14	—	27	—

Total (loss)/gain on derivative instruments	$(287)	$(14)	$(634)	$289

9. Property Acquisitions
The Operating Partnership acquired the following properties during the nine months ended September 30, 2010. The table below reflects the purchase price allocation for the acquisitions as of September 30, 2010 (in thousands):

	Acquisition	Investments	Above	In-Place	Management	Below	Total Cash
Property	Date	in Real Estate(1)	Market Lease	Lease	Agreement	Market Lease	Consideration
55 / 65 West Watkins Mill Road	February 23, 2010	$12,463	$—	$1,677	$370	$(125)	$14,385
Gazelle Court(2)	March 30, 2010	11,623	—	—	—	—	11,623
Medical Center Drive	May 3, 2010	53,181	—	—	—	(181)	53,000
50 West Watkins Mill Road	May 7, 2010	13,061	—	1,175	—	(36)	14,200
4775/4785 Executive Drive	July 15, 2010	27,280	—	—	—	—	27,280
Paramount Parkway	July 20, 2010	15,615	—	1,639	295	—	17,549
11388 Sorrento Valley Road	September 10, 2010	10,879	168	1,264	109	—	12,420
4570 Executive Drive	September 17, 2010	56,378	1,504	5,367	251	—	63,500
10240 Science Center Drive	September 23, 2010	16,203	—	1,505	42	—	17,750

Total		$216,683	$1,672	$12,627	$1,067	$(342)	$231,707

Intangible amortization life (in months)			49	56	63	23

(1)
Prior to January 1, 2009, the Operating Partnership capitalized transaction costs related to property acquisitions as an addition to the investment in real estate. However, in accordance with revisions to the accounting guidance effective on January 1, 2009, the Operating Partnership has recorded the costs incurred related to the acquisitions noted above as a charge to earnings in the period in which they were incurred.

(2)
On March 30, 2010, the Operating Partnership acquired a land parcel for the purchase price of $10.1 million (in addition to reimbursing the selling party for pre-construction costs incurred through the date of sale on the project). Concurrent with the purchase, the Operating Partnership executed a lease with an existing tenant for a laboratory/office building totaling 176,000 square feet to be constructed on the site by the Operating Partnership. The lease will commence after the Operating Partnership substantially completes construction of the building. It is estimated that the building will be completed in January 2012. As the Operating Partnership determined that the purchase constituted an asset acquisition rather than the acquisition of a business, transaction costs associated with the transaction were capitalized as an increase to the investment in real estate.

On October 15, 2010, the Operating Partnership acquired a nine-building business park totaling approximately 164,000 square feet located between Roselle Street and Flintkote Avenue in San Diego, California for approximately $29.4 million, including the assumption of a mortgage note of approximately $13.3 million.
On October 18, 2010, the Operating Partnership acquired a property located at 11404 and 11408 Sorrento Valley Road in San Diego, California for approximately $9.9 million, including two fully-leased laboratory/office buildings totaling approximately 31,200 square feet.
On October 26, 2010, the Operating Partnership acquired the Gateway Business Park and the Science Center at Oyster Point life science campuses in South San Francisco, California for an aggregate purchase price of approximately $298 million, funded through borrowings on the Company’s unsecured line of credit. The Science Center at Oyster Point is comprised of two recently constructed buildings with an aggregate of approximately 205,000 square feet of office and laboratory space. The Gateway Business Park is a research and development park comprised of six buildings with an aggregate of approximately 284,000 square feet of office and laboratory space.

10. Fair-Value of Financial Instruments
The Operating Partnership is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Operating Partnership’s disclosures of estimated fair-value of financial instruments at September 30, 2010 and December 31, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.
The Operating Partnership utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Operating Partnership calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying value of interest rate swaps are reflected in the consolidated financial statements at their respective fair-values (see the Assets and Liabilities Measured at Fair-Value section under Note 2). The Operating Partnership relies, in part, on quotations from a third party valuation firm to determine these fair-values.
At September 30, 2010 and December 31, 2009, the aggregate fair-value and the carrying value of the Operating Partnership’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes due 2026, Notes due 2030, Notes due 2020, secured term loan, derivative instruments, and investments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
Mortgage notes payable(1)	$732,997	$662,522	$671,614	$669,454
Unsecured line of credit	13,850	14,050	380,699	397,666
Notes due 2026(2)	23,244	19,432	46,150	44,685
Notes due 2030	206,663	180,000	—	—
Notes due 2020(3)	273,818	247,523	—	—
Secured term loan	—	—	233,389	250,000
Derivative instruments(4)	(5,308)	(5,308)	(12,432)	(12,432)
Investments(5)	—	—	898	898

(1)	Carrying value includes $5.6 million and $7.0 million of debt premium as of September 30, 2010 and December 31, 2009, respectively.

(2)	Carrying value includes $368,000 and $1.5 million of debt discount as of September 30, 2010 and December 31, 2009, respectively.

(3)	Carrying value includes $2.5 million of debt discount as of September 30, 2010.

(4)
The Operating Partnership’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 8).

(5)	The Operating Partnership’s investments are included in other assets on the accompanying consolidated balance sheets (see Investments section in Note 2).
11. New Accounting Standards
In June 2009, the Financial Accounting Standards Board issued new accounting guidance related to the consolidation of VIEs. The new guidance requires a company to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Operating Partnership adopted this guidance on January 1, 2010, which did not have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “we”, “us”, “our” or the “Operating Partnership” refer to BioMed Realty, L.P., a Maryland limited partnership, and any of our subsidiaries and our “Parent Company” refers to BioMed Realty Trust, Inc., a Maryland corporation. We refer herein to our Parent Company together with its consolidated subsidiaries (including us) as “our company.”
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the national and local economies; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased interest rates and operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; our failure to successfully operate acquired properties and operations; reductions in asset valuations and related impairment charges; the loss of services of one or more of our executive officers; the failure of our Parent Company to qualify or continue to qualify as a REIT; failure to maintain our investment grade credit ratings with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission on October 27, 2010. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Overview
Our Parent Company conducts its business and owns its assets through us and operates as a fully integrated, self-administered and self-managed REIT. We are focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
At September 30, 2010, our portfolio consisted of 78 properties, representing 125 buildings with an aggregate of approximately 11.4 million rentable square feet.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up (our Pacific Research Center property), development (properties that are currently under development through ground up construction), redevelopment (properties that are currently being prepared for their intended use), pre-development (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at September 30, 2010:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized	47	5,951,604	98.7%	4	257,268	100.0%	51	6,208,872	98.8%
Lease up	21	2,754,444	66.1%	3	697,290	34,9%	24	3,451,734	59.8%

Current operating portfolio	68	8,706,048	88.4%	7	954,558	52.4%	75	9,660,606	84.8%
Long-term lease up	1	1,389,517	16.2%	—	—	n/a	1	1,389,517	16.2%

Total operating portfolio	69	10,095,565	78.5%	7	954,558	52.4%	76	11,050,123	76.2%
Development	1	176,000	100.0%	—	—	—	1	176,000	100.0%
Redevelopment	—	—	n/a	—	—	n/a	—	—	n/a
Pre-development	1	152,145	—	—	—	n/a	1	152,145	—

Total property portfolio	71	10,423,710	77.7%	7	954,558	52.4%	78	11,378,268	75.6%
Development potential	n/a	1,680,000	n/a	—	—	n/a	n/a	1,680,000	n/a

Total portfolio	71	12,103,710	n/a	7	954,558	n/a	78	13,058,268	n/a

Factors Which May Influence Future Operations
Our long-term strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2010, our current operating portfolio was 84.8% leased to 132 tenants. As of December 31, 2009, our current operating portfolio was 87.4% leased to 117 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our current operating portfolio, which increased by approximately 1.1 million rentable square feet due to acquisitions and the delivery of development and redevelopment properties during the nine months ended September 30, 2010. Total leased square footage during the same period increased by approximately 731,000 square feet within the current operating portfolio.
Leases representing approximately 2.6% of our leased square footage expire during 2010 and leases representing approximately 4.5% of our leased square footage expire during 2011. Our leasing strategy for 2010 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.
As a direct result of the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and expected undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material.
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission on October 27, 2010.

Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission on October 27, 2010.
New Accounting Standards
See Notes to Consolidated Financial Statements included elsewhere herein for disclosure of new accounting standards.
Results of Operations
Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended September 30, 2010 or 2009), new properties (properties that were not owned for each of the full three months ended September 30, 2010 and 2009 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$64,108	$65,111	$6,364	$3,359	$2,497	$—	$2	$2
Tenant recoveries	20,670	18,418	1,287	651	538	—	228	171
Other income	33	4,467	—	—	—	—	6	784

Total revenues	$84,811	$87,996	$7,651	$4,010	$3,035	$—	$236	$957

Rental Revenues. Rental revenues increased $4.5 million to $73.0 million for the three months ended September 30, 2010 compared to $68.5 million for the three months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2010 and 2009 (principally related to buildings placed into service at our Landmark at Eastview and Pacific Research Center properties), new properties acquired in 2010 and the commencement of leases. Same property rental revenues decreased $1.0 million, or 1.5%, for the three months ended September 30, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to lease expirations and early lease terminations during 2009 and 2010 for which the space vacated has not yet been fully released or for which leases to occupy the space have not yet commenced, and the extension of new leases at certain properties (decreasing rental revenue recognized on a straight-line basis), partially offset by leases that commenced revenue recognition after September 30, 2009 or during 2010.
Tenant Recoveries. Revenues from tenant reimbursements increased $3.5 million to $22.7 million for the three months ended September 30, 2010 compared to $19.2 million for the three months ended September 30, 2009. The increase was primarily due to the commencement of operating expense recoveries at certain properties during 2010 (principally at our Center for Life Science | Boston and Pacific Research Center properties), an increase in utilities and other recoverable expenses at certain properties, and recoveries at new properties acquired in 2010. Same property tenant recoveries increased $2.3 million, or 12.2%, for the three months ended September 30, 2010 compared to the same period in 2009 primarily as a result of an increase in recoverable expenses and in recovery rates due to lease commencements in 2010 and 2009.
The percentage of recoverable expenses recovered at our properties increased to 77.3% for the three months ended September 30, 2010 compared to 71.4% for the three months ended September 30, 2009. The increase was primarily due to higher recoveries for the three months ended September 30, 2010 for properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010, the commencement of operating expense recoveries at certain properties during 2010 and a decrease in total rental operations expense for certain properties for which there was higher rental operations expense for the three months ended September 30, 2009 due to the write-off of certain assets related to early lease terminations, partially offset by properties that were under redevelopment or development in 2009 that are not yet fully leased.

Other Income. Other income was $39,000 for the three months ended September 30, 2010 compared to $5.3 million for the three months ended September 30, 2009. Other income for the three months ended September 30, 2010 primarily comprised development fees earned from our PREI joint ventures. Other income for the three months ended September 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $4.4 million and development fees earned from our PREI joint ventures. Termination payments received for leases terminated during the three months ended September 30, 2010 and 2009 aggregated $14,000 and $4.4 million, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$15,577	$15,032	$2,550	$2,596	$324	$—	$1,547	$1,098
Real estate taxes	7,927	7,433	1,182	800	299	—	—	—
Depreciation and amortization	22,020	28,955	4,627	1,998	1,127	—	—	—

Total expenses	$45,524	$51,420	$8,359	$5,394	$1,750	$—	$1,547	$1,098

Rental Operations Expense. Rental operations expense increased $1.3 million to $20.0 million for the three months ended September 30, 2010 compared to $18.7 million for the three months ended September 30, 2009. The increase was primarily due to an increase in utility usage and other recoverable costs as a result of tenants taking possession of leased premises at certain properties (principally related to leases at our Center for Life Science | Boston property) and increased building maintenance and repair expense, partially offset by insurance reimbursements and a decrease in rental operations expense at certain properties as compared to the same period in the prior year (due to the write off of certain assets in 2009 as a result of early lease terminations). Same property rental operations expense increased $545,000, or 3.6%, for the three months ended September 30, 2010 compared to 2009 primarily due to net increases in utility usage and other recoverable costs compared to the same period in the prior year due to lease commencements in 2010 and 2009.
For the three months ended September 30, 2010, we recorded net bad debt recoveries of $145,000 as compared to bad debt expense of $1.3 million for the three months ended September 30, 2009. The improvement in bad debt expense was primarily due to the recovery of a previously recorded allowance during the three months ended September 30, 2010. The improvement also reflects higher bad debt expense in the three months ended September 30, 2009 as a result of a higher number of lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables as compared to the same period in 2010.
Real Estate Tax Expense. Real estate tax expense increased $1.2 million to $9.4 million for the three months ended September 30, 2010 compared to $8.2 million for the three months ended September 30, 2009. The increase was primarily due to an increase in the assessed value at a number of our properties, generally as a result of the completion of improvements (principally at our Center for Life Science | Boston property), and the commencement of operations at certain properties that were under partial or full development in 2009 (principally at our Pacific Research Center property). Same property real estate tax expense increased $494,000, or 6.6%, for the three months ended September 30, 2010 compared to 2009, generally as a result of the completion of improvements at a number of properties.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.2 million to $27.8 million for the three months ended September 30, 2010 compared to $31.0 million for the three months ended September 30, 2009. The decrease was primarily due to the full amortization of intangible assets and the acceleration of depreciation for certain assets associated with early lease terminations at certain properties in 2009, partially offset by the completion of various tenant improvement and building construction projects, which were placed into service during 2010 (principally at our Landmark at Eastview and Pacific Research Center properties).
General and Administrative Expenses. General and administrative expenses increased $1.1 million to $6.8 million for the three months ended September 30, 2010 compared to $5.7 million for the three months ended September 30, 2009. The increase was primarily due to an increase in aggregate compensation costs as a result of an overall increase in personnel and cash compensation.

Acquisition Related Expenses. Acquisition related expenses totaled $420,000 for the three months ended September 30, 2010 compared to $244,000 for the three months ended September 30, 2009. The increase was due to higher acquisition activities in 2010 as compared to the prior period, resulting in the acquisition of five properties during the three months ended September 30, 2010 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $810,000 to $308,000 for the three months ended September 30, 2010 compared to a loss of $1.1 million for the three months ended September 30, 2009. The decreased loss primarily reflects a decrease in overall expenses at our PREI joint ventures compared to the same period in the prior year (an accrual related to the expected outcome of litigation was recorded during the three months ended September 30, 2009) and the commencement of revenue recognition related to two leases at a property owned by one of our PREI joint ventures during 2010.
Interest Expense. Interest cost incurred for the three months ended September 30, 2010 totaled $22.8 million compared to $22.6 million for the three months ended September 30, 2009. Total interest cost incurred increased primarily as a result of increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate borrowings it replaced, partially offset by a reduction in our total indebtedness primarily due to the repurchase of a portion of the Notes due 2026, and the repayment of our secured term loan.
During the three months ended September 30, 2010, we capitalized $1.2 million of interest compared to $2.9 million for the three months ended September 30, 2009. The decrease reflects the cessation of capitalized interest at our Landmark at Eastview development project and our Elliott Avenue and Pacific Research Center redevelopment projects due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. Although capitalized interest costs on certain properties currently under development or redevelopment will decrease or cease as rentable space at these properties is readied for its intended use through 2010, this decrease will be offset by an increase in interest capitalized at our Gazelle Court development project, which began development activities in April 2010 as well as continued predevelopment activities at certain other properties. Net of capitalized interest and the accretion of debt premiums and debt discounts, interest expense increased $2.0 million to $21.6 million for the three months ended September 30, 2010 compared to $19.6 million for the three months ended September 30, 2009.
(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the three months ended September 30, 2010 of $287,000 was primarily due to a reduction in our variable-rate indebtedness during the period, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps. As a result, we were temporarily overhedged with respect to the outstanding interest rate swaps and we accelerated the reclassification of amounts deferred in accumulated other comprehensive loss related to the hedged forecasted transactions that became probable of not occurring to earnings for the period in which we were overhedged. We expect the majority of this reclassification to be reversed in the three months ended December 31, 2010, once the total amount of variable-rate indebtedness increases above the notional amount of the respective interest rate swaps. The total amount deferred in accumulated other comprehensive loss that may be reclassified to earnings in future periods as a result of the reduction in the debt balance under our unsecured line of credit was approximately $5.2 million based on the fair-value of the interest rate swaps as of September 30, 2010.
The loss on derivative instruments for the three months ended September 30, 2009 of approximately $14,000 was primarily due to losses from ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate swaps and related debt that was recognized as a loss on derivative instruments in the consolidated statements of income.
(Loss)/Gain on Extinguishment of Debt. During the three months ended September 30, 2010, we repurchased $2.1 million face value of our Notes due 2026. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $22,000 (representing the write-off of deferred loan fees and unamortized debt discount).

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the nine months ended September 30, 2010 or 2009), new properties (properties that were not owned for each of the full nine months ended September 30, 2010 and 2009 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$157,658	$162,154	$54,321	$40,455	$3,966	$—	$5	$(1)
Tenant recoveries	41,211	41,899	21,197	15,016	815	—	600	595
Other income	169	11,044	20	7	—	—	1,439	1,825

Total revenues	$199,038	$215,097	$75,538	$55,478	$4,781	$—	$2,044	$2,419

Rental Revenues. Rental revenues increased $13.4 million to $216.0 million for the nine months ended September 30, 2010 compared to $202.6 million for the nine months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally related to buildings placed into service at our Landmark at Eastview and Pacific Research Center properties). Same property rental revenues decreased $4.5 million, or 2.8%, for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to lease expirations and early lease terminations resulting in the accelerated amortization of below-market lease intangible assets and recognition of deferred revenue of approximately $3.1 million in 2009 for which the vacated spaces have not yet been fully released or for which revenue recognition has not yet commenced. The decrease was partially offset by the commencement of new leases at certain properties in 2010 and 2009.
Tenant Recoveries. Revenues from tenant reimbursements increased $6.3 million to $63.8 million for the nine months ended September 30, 2010 compared to $57.5 million for the nine months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 (principally at our Center for Life Science | Boston and Landmark at Eastview properties). Same property tenant recoveries decreased $688,000, or 1.6%, for the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of changes in 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and a decrease in utility usage and other recoverable costs due to lease expirations and redevelopment activities, partially offset by the commencement of new leases at certain properties in 2010 and 2009.
The percentage of recoverable expenses recovered at our properties increased to 78.1% for the nine months ended September 30, 2010 compared to 73.2% for the nine months ended September 30, 2009. The increase was primarily due to higher recoveries for the nine months ended September 30, 2010 for properties that were under redevelopment or development for which partial revenue recognition commenced during 2010 and 2009, the commencement of operating expense recoveries at certain properties during 2010 and a decrease in total rental operations expense for certain properties for which there was higher rental operations expense for the three months ended September 30, 2009 due to the write-off of certain assets related to early lease terminations, partially offset by properties that were under redevelopment or development in 2009 that were not yet fully leased.
Other Income. Other income was $1.6 million for the nine months ended September 30, 2010 compared to $12.9 million for the nine months ended September 30, 2009. Other income for the nine months ended September 30, 2010 primarily comprised realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Other income for the nine months ended September 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $10.9 million and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the nine months ended September 30, 2010 and 2009 aggregated $86,000 and $10.9 million, respectively.

The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$32,031	$37,680	$18,600	$14,156	$402	$—	$3,893	$3,703
Real estate taxes	17,343	16,150	8,994	6,929	495	—	—	—
Depreciation and amortization	51,835	62,886	29,503	19,881	1,821	—	—	—

Total expenses	$101,209	$116,716	$57,097	$40,966	$2,718	$—	$3,893	$3,703

Rental Operations Expense. Rental operations expense decreased $613,000 to $54.9 million for the nine months ended September 30, 2010 compared to $55.5 million for the nine months ended September 30, 2009. The decrease was primarily due to the write-off of certain assets related to early lease terminations in 2009, changes during 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year due to lease expirations, partially offset by an increase in rental operations expense at properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Center for Life Science, Landmark at Eastview and Pacific Research Center properties). Same property rental operations expense decreased $5.6 million, or 15.0%, for the nine months ended September 30, 2010 compared to 2009. The decrease was primarily due to the write-off of certain assets related to early lease terminations in 2009, changes during 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year due to lease expirations, partially offset by lease commencements in 2010 and 2009.
For the nine months ended September 30, 2010 and 2009, we recorded bad debt expense of $108,000 and $5.2 million, respectively. The decrease in the bad debt expense was primarily due to amounts considered uncollectible as a result of a higher number of tenant bankruptcies (totaling $0 and approximately $534,000 of bad debt expense for the nine months ended September 30, 2010 and 2009, respectively), lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables for the nine months ended September 30, 2009 as compared to the same period in 2010.
Real Estate Tax Expense. Real estate tax expense increased $3.8 million to $26.8 million for the nine months ended September 30, 2010 compared to $23.1 million for the nine months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties) and increases in assessed property values, generally as a result of the completion of tenant improvements. Same property real estate tax expense increased $1.2 million, or 7.4%, for the nine months ended September 30, 2010 compared to 2009, generally as a result of the completion of tenant improvements and due to the receipt of a tax refund during the nine months ended September 30, 2009.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $392,000 to $83.2 million for the nine months ended September 30, 2010 compared to $82.8 million for the nine months ended September 30, 2009. The increase was primarily due to the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties during 2009 (principally at our Landmark at Eastview and Pacific Research Center properties), partially offset by a decrease in depreciation expense at certain properties in 2010 compared to the same period in the prior year in which depreciation on certain assets was accelerated as a result of early lease terminations of approximately $4.0 million.
General and Administrative Expenses. General and administrative expenses increased $3.4 million to $19.5 million for the nine months ended September 30, 2010 compared to $16.1 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in aggregate compensation costs as a result of an overall increase in personnel and cash compensation.
Acquisition Related Expenses. Acquisition related expenses totaled $2.4 million for the nine months ended September 30, 2010 compared to $244,000 for the nine months ended September 30, 2009 due to an increase in acquisition activities in 2010 as compared to the prior period, resulting in the acquisition of nine properties during the nine months ended September 30, 2010 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).

Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $1.2 million to $686,000 for the nine months ended September 30, 2010 compared to $1.9 million for the nine months ended September 30, 2009. The decreased loss primarily reflects a decrease in expenses at our PREI joint ventures compared to the same period in the prior year (an accrual related to the expected outcome of litigation was recorded during the three months ended September 30, 2009) and the commencement of revenue recognition related to two leases at a property owned by one of our PREI joint ventures during 2010.
Interest Expense. Interest cost incurred for the nine months ended September 30, 2010 totaled $68.8 million compared to $55.1 million for the nine months ended September 30, 2009. Total interest cost incurred increased primarily as a result of: (a) the quarterly amortization of deferred interest costs related to our forward starting swaps of approximately $1.8 million beginning in July 2009 and (b) increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by a reduction in our total average indebtedness.
During the nine months ended September 30, 2010, we capitalized $4.1 million of interest compared to $10.5 million for the nine months ended September 30, 2009. The decrease reflects the cessation of capitalized interest at our 530 Fairview Avenue, Center for Life Science | Boston and Landmark at Eastview development projects and our Elliott Avenue and Pacific Research Center redevelopment projects due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. Although capitalized interest costs on certain properties currently under development or redevelopment will decrease or cease as rentable space at these properties is readied for its intended use through 2010, this decrease will be offset by an increase in interest capitalized at our Gazelle Court development project, which began development activities in April 2010 as well as continued predevelopment activities at certain other properties. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $20.1 million to $64.7 million for the nine months ended September 30, 2010 compared to $44.6 million for the nine months ended September 30, 2009.
(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the nine months ended September 30, 2010 of $634,000 was primarily the result of a reduction in our variable-rate indebtedness during the period, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010 and September 30, 2010, partially offset by changes in the fair-value of other derivative instruments. As a result of the reduction in our variable-rate indebtedness during the three months ended June 30, 2010, we were temporarily overhedged with respect to the outstanding interest rate swaps and we were required to prospectively discontinue hedge accounting with respect to the $250.0 million notional value interest rate swap. Subsequent changes in the fair-value and payments to counterparties associated with the $250.0 million interest rate swap were recorded directly to earnings through the maturity date of June 1, 2010. The remaining interest rate swaps with an aggregate notional amount of $150.0 million continued to qualify for hedge accounting, but we accelerated the reclassification of amounts deferred in accumulated other comprehensive loss related to the hedged forecasted transactions that became probable of not occurring to earnings for the period in which we were overhedged. We expect a portion of this reclassification to be reversed in the three months ended December 31, 2010, once the total amount of variable-rate indebtedness increases again above the notional amount of the respective interest rate swaps. The total amount deferred in accumulated other comprehensive loss that may be reclassified to earnings in future periods as a result of the reduction in the debt balance under our unsecured line of credit was approximately $5.2 million based on the fair-value of the interest rate swaps as of September 30, 2010.
During the nine months ended September 30, 2009, a portion of the unrealized losses related to the $100.0 million forward starting swap previously included in accumulated other comprehensive loss, totaling approximately $4.5 million, was reclassified to the consolidated statements of income as loss on derivative instruments as a result of a change in the amount of forecasted debt issuance relating to the forward starting swaps, from $400.0 million at December 31, 2008 to $368.0 million at September 30, 2009. The gain on derivative instruments for the nine months ended September 30, 2009 also includes gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness of approximately $488,000 on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).
(Loss)/Gain on Extinguishment of Debt. During the nine months ended September 30, 2010, we repurchased $26.4 million face value of our Notes due 2026. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $863,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the prepayment of $250.0 million of the outstanding borrowings on our secured term loan. During the nine months ended September 30, 2009, we repurchased $20.8 million face value of our Notes due 2026 for approximately $12.6 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $7.0 million (net of the write-off of deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.

Cash Flows
Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

	2010	2009	Change
	(In thousands)
Net cash provided by operating activities	$102,914	$114,671	$(11,757)
Net cash used in investing activities	(319,532)	(114,221)	(205,311)
Net cash provided by financing activities	217,383	8,407	208,976
Ending cash and cash equivalents	20,687	30,279	(9,592)
Net cash provided by operating activities decreased $11.8 million to $102.9 million for the nine months ended September 30, 2010 compared to $114.7 million for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in net income before depreciation and amortization, gains or losses relating to the extinguishment of debt, derivative instruments, and the sale of marketable securities, and from net cash used to fund and settle changes in operating assets and liabilities.
Net cash used in investing activities increased $205.3 million to $319.5 million for the nine months ended September 30, 2010 compared to $114.2 million for the nine months ended September 30, 2009. The increase in cash used was primarily due to property acquisitions of approximately $216.7 million during the nine months ended September 30, 2010 and additions to investments in real estate relating to development and redevelopment activities, partially offset by decreases in contributions to unconsolidated partnerships related to the repayment of outstanding indebtedness by an unconsolidated partnership in 2009.
Net cash provided by financing activities increased $209.0 million to $217.4 million for the nine months ended September 30, 2010 compared to $8.4 million for the nine months ended September 30, 2009. The increase was primarily due to the issuance of our Notes due 2030 in January 2010, the issuance of our Notes due 2020 in April 2010 and an increase in proceeds from common stock offerings and from our unsecured line of credit, partially offset by the voluntary prepayment of the outstanding indebtedness on our secured term loan, payments on our unsecured line of credit and our secured construction loan, settlement of our forward starting swaps in March and April 2009, and a decrease in dividends paid as a result of a reset of the dividend rate in 2009.
Funds from Operations
We present funds from operations, or FFO, available to OP units because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

Our FFO available to OP units and a reconciliation to net income for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share data) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to the unitholders	$4,954	$4,184	$13,690	$42,784
Adjustments:
Interest expense on Notes due 2030 (1)	1,681	—	4,875	—
Depreciation and amortization — unconsolidated partnerships	835	662	2,192	1,986
Depreciation and amortization — consolidated entities	27,774	30,953	83,159	82,767
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(24)	(20)	(67)	(58)

Funds from operations available to OP unitholders	$35,220	$35,779	$103,849	$127,479

Funds from operations per unit — diluted	$0.28	$0.35	$.86	$1.37

Weighted-average OP units outstanding — diluted(1)(2)	127,053,959	101,289,458	121,191,848	92,863,088

(1)
Reflects interest expense adjustment of the Notes due 2030 based on the “if converted” method. See Item 8.01 of the Form 8-K filed by our Parent Company with the Securities and Exchange Commission on September 22, 2010 for more information.

(2)
The three and nine months ended September 30, 2010 each include 9,914,076 OP units potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method, and 1,371,515 and 1,395,354 unvested OP units, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per unit.

Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds to pay for future dividends and distributions expected to be paid to our stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions.
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of September 30, 2010 were as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Fixed-rate mortgages	$1,890	$29,914	$45,414	$25,941	$353,091	$200,720	$656,970
Unsecured line of credit	—	14,050	—	—	—	—	14,050
Notes due 2026	—	—	—	—	—	19,800	19,800
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2020	—	—	—	—	—	250,000	250,000

Total consolidated indebtedness	1,890	43,964	45,414	25,941	353,091	650,520	1,120,820
Secured acquisition and interim loan facility	—	40,650	—	—	—	—	40,650
Secured construction loan	—	40,070	—	—	—	—	40,070

Total unconsolidated indebtedness	—	80,720	—	—	—	—	80,720

Total indebtedness	$1,890	$124,684	$45,414	$25,941	$353,091	$650,520	$1,201,540

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. During the three months ended September 30, 2010, we entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $27.2 million related to tenant improvements, leasing commissions and construction-related capital expenditures.

We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. Our unsecured line of credit has a maturity date of August 1, 2011, which may be extended to August 1, 2012 at our sole discretion, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The secured acquisition and interim loan facility has a maturity date of February 10, 2011, which may be extended to February 10, 2012 at the sole discretion of our PREI joint ventures, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The secured acquisition loan has a maturity date of February 13, 2011, which may be extended to August 13, 2011 at the sole discretion of our PREI joint ventures, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. In addition, in April 2010 we received investment grade ratings from two ratings agencies which facilitated our sale of $250 million in unsecured debt (due 2020). We believe our investment grade rating will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
In January 2010, we completed the repurchase of $6.3 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was $1,000, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $6.3 million.
On January 11, 2010, we issued $180.0 million aggregate principal amount of our Notes due 2030. The net proceeds from the issuance were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
During the three months ended March 31, 2010, our Parent Company issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to us in exchange for 951,000 operating partnership units, and we utilized the net proceeds to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes. Our Parent Company has not issued any additional shares of common stock pursuant to the equity distribution agreements since March 31, 2010.
On March 31, 2010, we entered into a first amendment to our first amended and restated secured term loan agreement, pursuant to which we voluntarily prepaid $100.0 million of the $250.0 million of previously outstanding borrowings, reducing the outstanding borrowings to $150.0 million. The first amendment reduced the total availability under the secured term loan to $150.0 million and amended the terms of the secured term loan to, among other things, release certain of our subject properties as a result of the partial prepayment (previously pledged as security under the secured term loan), and provide revised conditions for the sale and release of other subject properties.
On April 19, 2010, our Parent Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to us in exchange for 13,225,000 operating partnership units, and we utilized the net proceeds to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
In April 2010, we received investment grade ratings from two ratings agencies. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On April 29, 2010, we completed the private placement of $250.0 million aggregate principal amount of our Notes due 2020. The terms of the indenture for the Notes due 2020 requires compliance with various financial covenants including limits on the amount of our total leverage and secured debt and which require us to maintain minimum levels of debt service coverage.
On April 29, 2010, we voluntarily prepaid the remaining $150.0 million of outstanding indebtedness on our secured term loan, securing the release of our remaining subject properties.

In June 2010, we completed the repurchase of $18.0 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was 100.3% of par, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $18.3 million. In August 2010, we completed the repurchase of $2.1 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was 100.3% of par, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $2.1 million. After giving effect to the purchase, approximately $19.8 million aggregate principal amount of the Notes due 2026 was outstanding as of September 30, 2010.
On September 28, 2010, our Parent Company completed the issuance of 17,250,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, resulting in net proceeds of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to us in exchange for 17,250,000 operating partnership units, and we used the net proceeds to fund a portion of the purchase price of previously announced property acquisitions, to repay a portion of the outstanding indebtedness under our unsecured line of credit and for other general corporate and working capital purposes.
Under the rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if our Parent Company meets the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, it is permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 4, 2009, our Parent Company filed such an automatic shelf registration statement, which permits it, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet its liquidity needs.
Our total capitalization at September 30, 2010 was approximately $3.7 billion and comprised the following:

		Aggregate
		Principal
	Units at	Amount or
	September 30,	Dollar Value	Percent of Total
	2010	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable (1)		$656,970	17.5%
Notes due 2026, net (2)		19,800	0.5%
Notes due 2030		180,000	4.8%
Notes due 2020, net (3)		250,000	6.7%
Unsecured line of credit		14,050	0.4%

Total debt		1,120,820	29.9%
Equity:
OP units outstanding (4)	133,832,259	2,398,274	64.0%
7.375% Series A Preferred shares outstanding (5)	9,200,000	230,000	6.1%

Total equity		2,628,274	70.1%

Total capitalization		$3,749,094	100.0%

(1)	Amount excludes debt premiums of $5.6 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $368,000.

(3)	Amount excludes a debt discount of $2.5 million.

(4)	Based on the market closing price of our Parent Company’s common stock of $17.92 per share on the last trading day of the quarter (September 30, 2010).

(5)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.
Although neither our nor our Parent Company’s organizational documents limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At September 30, 2010, the ratio of debt to total asset book value was approximately 31.4%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.

We may from time to time seek to repurchase or redeem our outstanding debt, OP units or preferred units (subject to the repurchase or redemption of an equivalent number of shares of common stock or preferred stock by our Parent Company) or other securities, and our Parent Company may seek to repurchase or redeem its outstanding shares of common stock or preferred stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our company’s liquidity requirements, contractual restrictions and other factors.
Off-Balance Sheet Arrangements
As of September 30, 2010, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.9 million and $16.0 million and the liabilities were $10.5 million and $10.5 million at September 30, 2010 and December 31, 2009, respectively. Our equity in net income of the McKellar Court partnership was $232,000 and $21,000 for the three months ended September 30, 2010 and 2009, respectively and $740,000 and $64,000 for the nine months ended September 30, 2010 and 2009, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $654.2 million and $636.0 million and the liabilities were $419.2 million and $410.3 million at September 30, 2010 and December 31, 2009, respectively. Our equity in net loss of the PREI joint ventures was $540,000 and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.
We have been the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership		September 30,	December 31,
Name	Percentage	Interest Rate (2)	2010	2009	Maturity Date
PREI I and PREI II(3)	20%	3.76%	$40,650	$40,650	February 10, 2011
PREI I(4)	20%	1.76%	40,070	38,415	February 13, 2011

Total			$80,720	$79,065

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of September 30, 2010, including the effect of interest rate swaps.

(3)
Amount at September 30, 2010 represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bore interest at a LIBOR-indexed variable rate. A portion of the secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (a) reserve adjusted LIBOR plus 350 basis points or (b) the higher of (i) the prime rate then in effect, (ii) the federal funds rate then in effect plus 50 basis points or (iii) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

(4)
Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property (initial borrowings of $84.0 million on February 13, 2008 were used in part to repay a portion of the secured acquisition and interim loan facility). The remaining balance is being utilized to fund construction costs at the property.

Cash Distribution Policy
Our Parent Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with its taxable year ended December 31, 2004. To qualify as a REIT, our Parent Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its ordinary taxable income to its stockholders. It is our Parent Company’s intention to comply with these requirements and maintain its REIT status. As a REIT, our Parent Company generally will not be subject to corporate federal, state or local income taxes on taxable income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If our Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if our Parent Company qualifies as a REIT for federal income tax purposes, it may be subject to certain state and local taxes on its income and to federal income and excise taxes on its undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual distribution rate on our OP units to $0.44 per unit, starting in the second quarter of 2009. We subsequently increased our annual distribution rate on our OP units to $0.56 per unit, starting in the fourth quarter of 2009, to $0.60 per unit, starting in the second quarter of 2010, and again to $0.68 per unit, starting in the third quarter of 2010. While the change to our distribution level in the third quarter of 2010 represents our current expectation, the actual distribution payable in the future will be determined by our Parent Company’s board of directors based upon the circumstances at the time of declaration and, as a result, the actual distribution payable in the future may vary from the current rate. The decision to declare and pay distributions on OP units in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Parent Company’s board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions of the Parent Company and the general overall economic conditions and other factors.
The following table provides historical information for distributions paid on our OP and preferred units for the prior two fiscal years and the nine months ended September 30, 2010:

			Distribution	Distribution
Quarter Ended	Date Declared	Date Paid	per OP Unit	per Preferred Unit
March 31, 2008	March 14, 2008	April 15, 2008	$0.3350	$0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
September 30, 2008	September 15, 2008	October 15, 2008	0.3350	0.46094
December 31, 2008	December 15, 2008	January 15, 2009	0.3350	0.46094
March 31, 2009	March 16, 2009	April 15, 2009	0.3350	0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.1100	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.1100	0.46094
December 31, 2009	December 15, 2009	January 15, 2010	0.1400	0.46094
March 31, 2010	March 15, 2010	April 15, 2010	0.1400	0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.1500	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.1700	0.46094

Inflation
Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation, assuming our properties remain leased and tenants fulfill their obligations to reimburse us for such expenses.
Portions of our unsecured line of credit bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair-values relevant to financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk.
As of September 30, 2010, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	September 30, 2010
Fixed interest rate (2)	$1,106,770	98.7%	6.19%
Variable interest rate (3)	14,050	1.3%	1.36%

Total/effective interest rate	$1,120,820	100.0%	6.13%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes 12 mortgage notes payable secured by certain of our properties (including $5.6 million of unamortized premium), our Notes due 2026 (including $368,000 of unamortized debt discount), our Notes due 2030, and our Notes due 2020 (including $2.5 million of unamortized debt discount).

(3)
Includes our unsecured line of credit, which bears interest based on a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into two interest rate swaps, which are intended to have the effect of initially fixing the interest rates on $150.0 million of our variable rate debt at weighted average interest rates of approximately 4.7% (excluding applicable credit spreads for the underlying debt).

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to the debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At September 30, 2010, the fair-value of the fixed-rate debt was estimated to be $1.2 billion compared to the net carrying value of $1.1 billion (includes $5.6 million of unamortized debt premium, $368,000 of unamortized debt discount associated with our Notes due 2026, and $2.5 million of unamortized debt discount associated with our Notes due 2020). At September 30, 2010, the fair-value of the variable-rate debt was estimated to be $13.9 million compared to the net carrying value of $14.1 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of September 30, 2010 in relation to total assets of $3.6 billion and equity market capitalization of $2.6 billion of our Parent Company’s common stock and preferred stock and our OP units.

Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at September 30, 2010, a 1% change in interest rates would change our interest costs by approximately $401,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into such contracts for speculative or trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in unconsolidated entities. As we manage these entities, our disclosure controls and procedures with respect to such entities are essentially consistent with those we maintain with respect to our consolidated entities.
As required by Securities and Exchange Commission Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors described under Item 1A, “Risk Factors,” in our General Form for Registration of Securities on Form 10 filed with the Securities and Exchange Commission on October 27, 2010,. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2010, our Parent Company issued, net of forfeitures, an aggregate of 2,800 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. For each share of common stock issued by our Parent Company in connection with such an award, we issued a restricted operating partnership unit to our Parent Company. During the three months ended September 30, 2010, we issued, net of forfeitures, an aggregate of 2,800 restricted operating partnership units to our Parent Company, as required by our partnership agreement.
On September 28, 2010, our Parent Company sold 17,250,000 shares of its common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, to Wells Fargo Securities, LLC, Raymond James & Associates, Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as representatives of the several underwriters. Our Parent Company contributed the net proceeds from this offering of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses, to us in exchange for 17,250,000 operating partnership units. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the Securities and Exchange Commission pursuant to our Parent Company’s shelf registration statement on Form S-3 (File No. 333-161751).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty, L.P.

By:	BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD

Alan D. Gold
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN

Greg N. Lubushkin
Chief Financial Officer
(Principal Financial Officer)
Dated: November 4, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.